Form 10-K405
period 1999-06-30
STUDENT LOAN FUNDING LLC
filed 1999-09-28
CIK 1070867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1999

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             ---------------------

                      STUDENT LOAN FUNDING 1998 - A/B TRUST
             (Exact name of registrant as specified in its charter)


          Delaware                       333-73455               31-1599686
(State or other jurisdiction of   (Commission File Number)    (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                        ONE WEST FOURTH STREET, SUITE 210
                             CINCINNATI, OHIO 45202
                                 (513) 763-4415
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)



           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NOT APPLICABLE.

This Annual Report on Form 10-K for Student Loan Funding 1998-A/B Trust (the "Registrant") is filed in reliance upon certain no-action letters issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission relating to similar trusts stating that the Commission will not object if such trusts file reports pursuant to Section 13 and 15(d) of the Securities and Exchange Act of 1934 in the manner described in such letters. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     Part I

Item 1.  Business

                  Not applicable.


Item 2.  Properties

The property of the Registrant consists of a pool of guaranteed education loans (the "Financed Student Loans") to students and parents of students acquired by Firstar Bank, National Association, as the eligible lender trustee (the "Eligible Lender Trustee") on behalf of the Registrant, collections and other payments with respect to the Financed Student Loans and monies on deposit in certain accounts held for the benefit of the Registrant.


Item 3.  Legal Proceedings

             None.


Item 4.  Submission of Matters to a Vote of Securityholders

             None.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

At June 30, 1999, all of the Registrant's Senior Asset-Backed Notes, Series 1998A1-3 (LIBOR Rate), Senior Asset-Backed Callable Notes, Series 1998A1-4 (Auction Rate), Senior Asset-Backed Callable Notes, Series 1998A1-5 (Auction
Rate), Senior Asset-Backed Callable Notes, Series 1998A1-6 (Auction Rate), and Subordinate Asset-Backed Notes, Series 1998B1-3 (Fixed Rate) (collectively, the "Notes") were registered in the name of Cede & Co., as nominee of the Depository Trust Company ("DTC"). At June 30, 1999, there were seven participants in DTC who were registered as holders of the Notes. There is no established public market in which such Notes are traded.


Item 6.  Selected Financial Data

                  Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Not applicable.


Item 7A. Quantitative And Qualitative Discussions About Market Risks

                  Not applicable.


Item 8.  Financial Statements and Supplementary Data

                  Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.


                                    Part III

Item 10. Directors and Executive Officers of the Registrant

                  Not applicable.


Item 11. Executive Compensation

                  Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of June 30, 1999, all of the Notes were registered in the name of Cede & Co., as nominee of the Depository Trust Company ("DTC"). The books of DTC indicate that the direct participating institutions listed below are the only owners of in excess of five percent (5%) of the Notes issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of the Notes.



                              Name of                        Amount of
Title of Class                Beneficial Owner               Beneficial Ownership      Percent of Class
--------------                ----------------               --------------------      ----------------
Senior Asset-Backed          Bankers Trust Company               $300,000,000                75%
Notes, Series 1998A1-3       Chase Manhattan Bank                $ 24,000,000                 6%
                             BNY/ITC                             $ 56,000,000                14%

Senior Asset-Backed          Bankers Trust Company               $ 81,300,000                87%
Callable Notes, Series       Wilmington Trust Company            $ 10,000,000                11%
1998A1-4

Senior Asset-Backed          Bankers Trust Company               $ 71,350,000                79%
Callable Notes, Series       UMB Bank                            $ 18,650,000                21%
1998A1-5

Senior Asset-Backed          Bankers Trust Company               $ 69,500,000                77%
Callable Notes, Series       UMB Bank                            $ 20,000,000                22%
1998A1-6

Subordinate Asset-           Chase Manhattan Bank                $ 33,500,000                61%
Backed Notes, Series         Citibank, N.A.                      $ 14,000,000                26%
1998B1-3                     Northern Trust Company              $  7,000,000                13%


Item 13. Certain Relationships and Related Transactions

         Not applicable.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K:

       99.1       Noteholders' Statement, dated June 30, 1999

(b) Reports on Form 8-K. Current Reports on Form 8-K were filed with the Commission on June 11, 1999, June 29, 1999 and July 2, 1999. Item 5 and
    Item 7 were included in each Current Report on Form 8-K.

Signature

         Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            FIRSTAR BANK, N.A., not in its
                                            individual capacity but solely in
                                            its capacity as Co-owner Trustee for
                                            STUDENT LOAN FUNDING 1998 - A/B
                                            TRUST


Date:   September 28, 1999          By:  /s/  Brian J. Gardner
                                         ----------------------------
                                         Brian J. Gardner
                                         Vice President & Trust Officer




    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

   No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to holders of the Notes during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to holders of the
                 Notes subsequent to the filing of this report.



                                  EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------

99.1                          Noteholders' Statement, dated June 30, 1999